Form 10-K
period 2005-12-31
Structured Adjustable Rate Mortgage Loan Trust Series 2005-2
filed 2006-03-30
CIK 1316045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number 333-115858-41

                     Structured Asset Securities Corporation
             (Exact name of registrant as specified in its charter)

                 Structured Adjustable Rate Mortgage Loan Trust
                Mortgage Pass-Through Certificates Series 2005-2
           (Exact name of issuing entity as specified in its charter)


        Delaware                                             74-2440850
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)


745 Seventh Avenue, 7th Floor
New York, NY                                              10019
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (212) 526-7000

                          Lehman Brothers Holdings Inc.
               (Exact name of sponsor as specified in its charter)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement, the Trustee, any Master Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 22 based on records provided by DTC.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Accountants' Servicing Report, filed as
         Exhibit 99.1 hereto.

         Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 hereto.

         Annual Statement as to Compliance, filed as Exhibit 99.3 hereto.

         Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005, filed as
         Exhibit 99.4 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3) above.

(c) Not Applicable.
                                      -3-

Structured  Adjustable  Rate  Mortgage  Loan Trust
Mortgage Pass-Through Certificates Series 2005-2
-----------------------------------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 By:  Aurora Loan Services LLC,
                                        as Master Servicer

                                        /s/ E. Todd Whittemore
                                        --------------------------------------
                               Name:  E. Todd Whittemore
                              Title:  Executive Vice President

                               Date:  March 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1    Annual Independent Accountant's Servicing Report

        Aurora Loan Services LLC, as Servicer
        Colonial Savings, F.A., as Servicer
        Wells Fargo Bank, N.A., as Servicer

99.2    Report of Management as to Compliance with Minimum Servicing Standards

        Aurora Loan Services LLC, as Servicer
        Colonial Savings, F.A., as Servicer
        Wells Fargo Bank, N.A., as Servicer

99.3    Annual Statement as to Compliance

        Aurora Loan Services LLC, as Master Servicer

99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005

                                  Exhbit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                               ------------------


                                  Certification
                 Structured Adjustable Rate Mortgage Loan Trust
               Mortgage Pass-Through Certificates Series 2005-2

     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services LLC, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Adjustable Rate Mortgage Loan Trust Mortgage Pass-Through Certificates Series 2005-2;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the master servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Colonial Savings, F.A. and Wells Fargo Bank, N.A., as Servicers, and JPMorgan Chase Bank, N.A., as Trustee.


  By: /s/ E. Todd Whittemore
      ------------------------
     E. Todd Whittemore
     Executive Vice President
     Aurora Loan Services LLC

Date: March 29, 2006

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report
                                -----------------

                          Ernst & Young LLP               Phone:  (720) 931-4000
                          Suite 3300                      Fax:    (720) 931-4444
                          370 17th Street                 www.ey.com
                          Denver, Colorado  80202-5663


                       Report on Management's Assertion on
   Compliance With the Specified Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers


            Report of Independent Registered Public Accounting Firm

Member
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services LLC (the "Company") complied with the servicing standards identified in Exhibit A (the specified minimum servicing standards) to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2005. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP
--------------------
Ernst & Young LLP
February 17, 2006

                       PAYNE FALKNER SMITH & JONES, P.C.
                       ---------------------------------
                          Certified Public Accountants


Report of Independent Auditors on Compliance with Requirements of the Uniform
                 Single Attestation Program for Mortgage Bankers


Board of Directors and Stockholder
of Colonial Savings, F.A.

We examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2005, included in the accompanying management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In  our  opinion,   management's  assertion  that  Colonial  complied  with  the aforementioned minimum servicing standards as of and for the year ended September 30, 2005, is fairly stated, in all material aspects.

/s/ Payne Falkner Smith & Jones, P.C.
    ---------------------------------
    Payne Falkner Smith & Jones, P.C.

November 28, 2006

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309


                        Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:

We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/  KPMG LLP
--------------------
February 21, 2006

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                -----------------

Aurora Loan Services
A Lehman Brothers Company


                      Management's Assertion on Compliance
            with the Specified Minimum Servicing Standards Set Forth
         in the Uniform Single Attestation Program for Mortgage Bankers


                              Report of Management


We, as members of management of Aurora Loan Services LLC (the "Company"), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of November 30, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2005, the Company complied, in all material respects, with the specified minimum servicing standards.

As of November 30, 2005 and for the year then ended, the Company had in effect a fidelity bond in the amount of $110,000,000 and an errors and omissions policy in the amounts of $150,000,000.


                                Very truly yours,

                                /s/ Rick W. Skogg
                                ----------------------------
                                Rick W. Skogg
                                Co-Chief Operating Officer

                                /s/ Roy Browning
                                -----------------------------
                                Roy Browning
                                Chief Financial Officer

                                /s/ William Napier
                                ---------------------------
                                William Napier
                                Controller


February 17, 2006

                   10350 Park Meadows Drive, Littleton, CO  80124

AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                   Exhibit A
                                                                   ----------
                     Specified Minimum Servicing Standards

I.   Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

               a.   be mathematically accurate;

               b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

               c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

               d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2.  Mortgage  payments  made  in   accordance  with  the  mortgagor's  loan
         documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


                10350 Park Meadows Drive, Littleton, CO  80124

COLONIAL
SAVINGS


    Management's Assertion Concerning Compliance with USAP Minimum Servicing
                                   Standards



November 28, 2005


As of and for the year ended September 30, 2005, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $11,000,000.


/s/ Jim E. DuBose
-----------------
Jim E. DuBose
President, Chief Executive Officer

/s/ Ben Dempsey
---------------
Ben Dempsey
Executive Vice President

Wells Fargo Home Mortgage                               1 Home Campus
                                                        Des Moines, IA  50328



             Assertion of Management of Wells Fargo Home Mortgage,
                      a division of Wells Fargo Bank, N.A.

As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By: /s/ Michael J. Heid                                February 21, 2005
  --------------------------
  Michael J. Heid, Division President, Capital Markets, Finance & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By: /s/ Franklin R. Codel                              February 21, 2005
  --------------------------
  Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By: /s/ Mary Coffin                                    February 21, 2005
  --------------------------
  Mary Coffin, Executive Vice President, Servicing & Post Closing
  Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By: /s/ Cara K. Heiden                                 February 21, 2005
  --------------------------
  Cara K. Heiden, Division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                -----------------

                  Aurora Loan Services LLC, as Master Servicer


AURORA LOAN SERVICES
A Lehman Brothers Company

February 23, 2006

Diane Wallace
JPMorgan Chase Bank
4 New York Plaza, 6" floor
New York, NY 10004

RE:    SARM 2005-2
       Annual Officer's Certificate as to Compliance

Dear Ms. Wallace:

The undersigned Officer certifies the following for the period ending on December 31, 2005:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.


Certified By: /s/ R. Peter Karr
              --------------------------
Name:         R. Peter Karr
Title:        Senior Vice President
              Master Servicing Division

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2005
                                -----------------

-----------------------------------------------------------------------------------------------------------------------------------
                                  DISTRIBUTION IN DOLLARS
-----------------------------------------------------------------------------------------------------------------------------------
CUSIP        ORIGINAL PRIN           PAID PRIN          PAID INT          TOTAL PAID        ENDING PRIN BALANCE    CERT POOL FACTOR
-----------------------------------------------------------------------------------------------------------------------------------
863579KG2    153,443,000.00           803,744.41          53,432.99           857,177.40         152,639,255.59       994.76193499
863579KH0    148,000,000.00           747,257.86          36,928.00           784,185.86         147,252,742.14       994.95096041
863579KJ6    148,000,000.00                    -          14,076.66            14,076.66         148,000,000.00     1,000.00000000
863579KK3    148,000,000.00                    -             532.90               532.90         148,000,000.00     1,000.00000000
863579KL1      6,972,000.00                65.82           2,468.75             2,534.57           6,971,934.18       999.99055938
863579KX5      1,302,547.00                12.01             587.64               599.65           1,302,534.99       999.99077960
U8599YBP6              0.01                    -                  -                    -                   0.01     1,000.00000000
863579KM9      1,945,000.00                18.37             697.79               716.16           1,944,981.63       999.99055527
863579KN7      3,567,000.00                33.69           1,356.22             1,389.91           3,566,966.31       999.99055509
863579KP2      1,459,000.00                13.76             558.83               572.59           1,458,986.24       999.99056888
863579KQ0      2,432,000.00                22.97           1,072.15             1,095.12           2,431,977.03       999.99055510
863579KR8        972,000.00                 9.18             505.58               514.76             971,990.82       999.99055556
863579KS6        810,000.00                 7.65             365.42               373.07             809,992.35       999.99055556
863579KV9      1,621,000.00                15.30             731.29               746.59           1,620,984.70       999.99056138
U8599YBM3              0.01                    -                  -                    -                   0.01     1,000.00000000
863579KW7      1,783,000.00                16.84             804.37               821.21           1,782,983.16       999.99055524
U8599YBN1              0.01                    -                  -                    -                   0.01     1,000.00000000
863579KT4     17,347,000.00                    -           1,166.49             1,166.49          17,347,000.00     1,000.00000000
N/C111054                 -                    -               1.01                 1.01                      -     1,000.00000000
N/C111055                 -                    -           1,947.32             1,947.32                      -     1,000.00000000
-----------------------------------------------------------------------------------------------------------------------------------